Form 10-Q
period 2010-03-31
USA REAL ESTATE HOLDING Co
filed 2010-05-12
CIK 1468500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

USA REAL ESTATE HOLDING COMPANY
a Delaware corporation

1020 North Coach House Circle, Wichita, Kansas, 67235, 316-721-4415

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No (We have not been subject to such filing requirements for the past 90 days.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2010, we had a total of 133,599,000 shares issued and outstanding of our only class of Common Stock.

TABLE OF CONTENTS

Financial Statements (Unaudited)	3
Management's Discussion and Analysis of Financial Condition	7
Controls and Procedures	9
Legal Proceedings	9
Recent Sales of Unregistered Securities	9
Use of Proceeds	10
Defaults Upon Senior Securities	11
Other Information	11
Exhibits	11

Financial Statements.

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash	$215	$192

TOTAL ASSETS	$215	$192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$135	$3,872
Shareholder's loan	90,898	80,847
TOTAL LIABILITIES	91,033	84,719

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares
authorized; none issued and outstanding at March 31, 2010
and December 31, 2009	-	-
Common stock, $.0001 par value, 1,000,000,000 shares
authorized; 133,599,000 issued and outstanding
at March 31, 2010 and December 31, 2009	13,360	13,360
Additional paid-in capital	281,630	281,630
Deficit accumulated in the development stage	(385,808)	(379,517)
TOTAL STOCKHOLDERS' DEFICIT	(90,818)	(84,527)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$215	$192

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months	Three Months	November 30, 2007
	Ended	Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUES	$-	$-	$-

EXPENSES	6,291	299,518	385,808

NET LOSS	$(6,291)	$(299,518)	$(385,808)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	133,599,000	97,007,778

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			November 30, 2007
	Three Months Ended		(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,291)	$(299,518)	$(385,808)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	260,500	296,500
Changes in operating assets and liabilities:
Prepaid expenses	-	22,500	-
Accounts payable and accrued expenses	(3,737)	-	135
NET CASH USED IN OPERATING ACTIVITIES	(10,028)	(16,518)	(89,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares repurchased	-	-	(3,000)
Proceeds from shareholders' loan	10,051	22,000	92,298
Repayment of shareholders' loan	-	-	(1,400)
Proceeds from issuance of common stock	-	-	1,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,051	22,000	89,388

INCREASE IN CASH	23	5,482	215

CASH - BEGINNING OF PERIOD	192	22,155	-

CASH - END OF PERIOD	$215	$27,637	$215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presensentation

The accompanying unaudited interim consolidated financial statements of USA Real Estate Holding Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited combined financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form S-11, as amended.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the combined financial statements which would substantially duplicate the disclosure contained in the audited combined financial statements for the most recent fiscal year, 2009, as reported in Form S-11, as amended, have been omitted.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $385,808 and negative working capital of $90,818 as of March 31, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related Party Transactions

During the three months ended March 31, 2010, the Company received additional loans from various shareholders amounting to $10,051.  As of March 31, 2010, the outstanding balance related to these loans was $90,898.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.   The variables which cause us the most concern in the next 12 months are the state of the commercial real estate market in the United States, as well as the overall economy.

The recent downturn in economic activity, and in particular the real estate market, has created an opportunity to purchase commercial real estate at low prices relative to prices over the previous ten years or more. The commercial real estate market in particular is now beginning to suffer in a similar manner to how the residential market has suffered over the previous 18 months or so, creating even greater opportunities to purchase distressed commercial properties at relatively low prices.

However, this market downturn is a double-edged sword. Should we purchase a commercial property containing, for example, a large retail store, then lease that property back to the retailer, a further slide in the health of the economy could put the retailer in default to us on lease payments and further depress the value of the property.

Therefore, the ideal scene for us is to purchase commercial property at these reduced prices, then have the economic health of the country rebound, raising the value of our portfolio of properties. But since we are not in control of the overall economy, we simply may not be able to purchase properties at their greatest values and profit from leasing the properties to the tenants while enjoying a rise in the overall value of the properties. What we intend to do in order to maximize our chances is to do due diligence on both the regional economic trends, particularly in retail, as well as on each of the tenants on the properties we intend to purchase to analyze their health and their ability to pay rent, but there is no guarantee that our tenants will pay.

Financial Liquidity.    We were incorporated on February 3, 2009, and have had no business operations of any kind. Our only activity has centered around acquiring our subsidiary USA Real Estate Inc., raising money through a Reg D Rule 504 private stock offering, refining our business model, and doing market research on retail outlets, commercial property outlooks by region, and targeting specific properties based on our search criteria.

From inception through our quarter ended March 31, 2010, we have accumulated a deficit of $385,808, including approximately $35,000 spent on accounting and auditing expenses, and approximately $295,000 spent on consulting fees.

During this quarter ended March 31, 2010, we spent $6,291, mostly related to the filing of our SEC Form S-1, and related accounting and audit expenses. For the quarter ended a year ago – March 31, 2009 – we spent approximately $300,000 on organizational costs, including costs related to consulting fees and accounting fees.

In order to meet our administrative needs over the next 12 months, including our audit, financial review and other costs associated with our continuing reporting obligations under Section 15(d) of the Securities Act, we will need approximately $25,000. We currently have $215 in cash, as of March 31, 2010 to meet these needs, which is not sufficient to meet any unanticipated costs above our estimate for basic administrative costs, and will need to rely upon loans from our management, none of whom are under any obligation to loan us money, or from this and/or future private and/or public offerings.

We have plans to conduct a stock offering through the prospectus recently granted a Notice of Effectiveness by the Securities and Exchange Commission, but as of this juncture, we feel it is unlikely to generate the amount of cash needed to sustain our administrative costs, let alone our business plan, for the next 12 months.

Management’s past experience with real estate.     Our management has some experience in real estate-related matters, though no member of our management has direct business experience as the operator of a real estate investment company.

Our President, Stephen Maddox has over ten years experience in owning his own commercial property and over 25 years of leasing property for his own businesses. He also has experience in collecting delinquent accounts and rent payments.

James Miller has been in business and has owned property himself for over 15 years and deals with many contracts in his business each year. He also has experience in collecting monies due him through his construction business. He also has been engaged in the business of asbestos removal for over ten years.

Richard Maddox has owned several properties over his lifetime and deals with contracts on a daily basis in his capacity as head of a landscape infrastructure company. He, too, has experience with collections as well as placing liens on properties as necessary.

Acknowledging our management’s lack of direct real estate investment experience, we intend to purchase properties with triple net leases, or as close as possible to triple net leases, in order to minimize our responsibilities in managing the property.

Plan for the next 12 months.      The company is looking to purchase retail leased properties such as those with long term double net or triple net leases and in heavily-trafficked locations such as Walgreens, Alco Stores, Family Dollar, Dollar General and Tractor Supply.

We have located properties, for example,  which have long term double net or triple net leases of at least 10 years. However, we have not entered into any preliminary agreements or negotiations to purchase such properties, as representatives of the property have indicated that they would only be willing to engage in such negotiations or agreements were we to demonstrate the financial wherewithall to make the purchase or obtain the financing.

We do not intend to invest in residential property.

Our calendar for the next 12 months is:

•	Spring - Summer, 2010 – Apply for a priced quotation on the Over the Counter Bulletin Board secondary stock quotation service.
•	Summer – Fall, 2010 – Conduct stock offering. If successful in raising at least $1,000,000 through the offering, purchase our first commercial property.
•
Summer – Fall, 2010 – If unsuccessful in raising at least $1,000,000 through the offering, pursue additional public or private stock offerings, and/or apply for a loan from a bank or other debt-issuing institution in order to make the purchase of our first commercial property.

•	Fall, 2010 – Hire third-party management and leasing company to collect the rents and handle maintenance and tenant issues for our first commercial property.
•	Fall, 2011 – Assess the value of our first commercial property relative to our purchase price, and do a cost/benefit analysis against the value of receiving monthly rents vs. selling the property.
•
Fall, 2011 – Re-assess our financial position to determine if we are in a position to purchase our first commercial property, or another property, outright for cash rather than debt, and if so, to pursue that track, and if not, to pursue additional avenues of raising capital.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have three management personnel, each of whom works on the company part-time, and zero employees. We anticipate continuing to have zero employees in the next 12 months.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter (March 31, 2010) for fiscal year 2010, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, we determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of March 31, 2010, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the first quarter of our current fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Recent Sales of Unregistered Securities.

There were no sales of unregistered securities in the first quarter (January 1 – March 31) of 2010.

Use of Proceeds.

Regarding our current offering, if all 50,000,000 shares we are offering through this registered offering are sold, we will receive $5,000,000, which we will use in the following manner:

●	Priority #1	$200,000	Administration: setting up offices, accounting costs, audit and review fees, costs associated with Exchange Act reporting requirements, etc.
●	Priority #2	$1,000,000	Purchase of commercial property, likely a stand-alone building + lot retail location in the American midwest.
●	Priority #3	$1,000,000	Purchase of commercial property, likely a stand-alone building + lot retail location in the American midwest.
●	Priority #4	$2,500,000	Purchase of commercial property, likely a stand-alone building + lot retail location in the American midwest.
●	Priority #5	$300,000	Reserve for escrow and related closing costs, property and title insurance, maintenance, management and lease contracts, and property taxes.

If 25,000,000 shares are sold, we will receive $2,500,000, which we will use in the following manner:

●	Priority #1	$200,000	Administration: setting up offices, accounting costs, audit and review fees, costs associated with Exchange Act reporting requirements, etc.
●	Priority #2	$1,000,000	Purchase of commercial property, likely a stand-alone building + lot retail location in the American midwest.
●	Priority #3	$1,000,000	Purchase of commercial property, likely a stand-alone building + lot retail location in the American midwest.
●	Priority #4	$300,000	Reserve for escrow and related closing costs, property and title insurance, maintenance, management and lease contracts, and property taxes.

If 5,000,000 shares are sold, we will receive $500,000, which we will use in the following manner:

●	Priority #1	$100,000	Administration: setting up offices, accounting costs, audit and review fees, costs associated with Exchange Act reporting requirements, etc.
●	Priority #2	$400,000	Capital reserve.

If we raised less than $1,000,000 through this offering, we would not be able to purchase any of the commercial properties currently on our list of properties to buy (see Management’s Discussion and Analysis section, below) outright, and would need to use debt, or future public and/or private stock offerings to purchase at least our first property.

If we raised less than $25,000 through this offering, we would not be able to pay for our administrative expenses or our reporting requirements for the next 12 months, without further loans from management, which they are under no obligation to give us. See Management’s Discussion and Analysis section, below.

We may issue shares in this offering in exchange for real property, at a value of $0.10 per share. We may also issue shares to consultants at a price of $0.10 per share; however, the circumstances in which we would issue shares to consultants would be limited to those occasions when they are providing either: a) real estate consulting with respect to a specific property and is providing information valuable to us in determining the worth of a property and the best possible terms we could negotiate for the purchase of such property, or b) general business consulting related to our administration and corporate structure.

Defaults Upon Senior Securities.

We have made no material defaults with respect to any indebtedness or any of our subsidiaries.

Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Exhibits.

Index of Exhibits

Certificate of Incorporation	incorporated by reference*
Certificate of Amendment of Certificate of Incorporation	incorporated by reference*
Bylaws	incorporated by reference*
Instruments defining the rights of holders, incl. indentures	[see bylaws exhibit]
Rule 15d-14(a) Certifications	Exhibit (31)(i)
Section 1350 Certification	Exhibit (32)

* Registration Statement on Form S-11/A2 filed on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA REAL ESTATE HOLDING COMPANY

By:	/s/ Stephen R. Maddox
Stephen R. Maddox
President, Principal Executive Officer and Chairman of the Board of Directors

Dated:      May 12, 2010

By:	/s/ Richard Maddox
Richard Maddox
Vice-President and a Director

Dated:       May 12, 2010

By:	/s/ James Miller
James Miller
Secretary, Treasurer, Principal Financial Officer and a Director

Dated:       May 12, 2010

The above three persons constitute all members of the Board of Directors.