Form 10-Q
period 2010-06-30
USA REAL ESTATE HOLDING Co
filed 2010-07-30
CIK 1468500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

USA REAL ESTATE HOLDING COMPANY
a Delaware corporation

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 30, 2010, we had a total of 133,599,000 shares issued and outstanding of our only class of Common Stock.

Part I – Financial Information

Item 1.Financial Statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$160	$192

TOTAL ASSETS	$160	$192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$6,519	$3,872
Shareholder's loan	90,898	80,847
TOTAL LIABILITIES	97,417	84,719

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 100,000,000 shares
authorized; none issued and outstanding at June 30, 2010
and December 31, 2009	-	-
Common stock, $.0001 par value, 1,000,000,000 shares
authorized; 133,599,000 issued and outstanding
at June 30, 2010 and December 31, 2009	$13,360	$13,360
Additional paid-in capital	281,630	281,630
Deficit accumulated in the development stage	(392,247)	(379,517)
TOTAL STOCKHOLDERS' DEFICIT	(97,257)	(84,527)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$160	$192

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

					November 30, 2007
	Three months ended June 30		Six months ended June 30		(Inception) to
	2010	2009	2010	2009	June 30, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES	6,439	13,267	$12,730	$312,785	$392,247

NET LOSS	$(6,439)	$(13,267)	$(12,730)	$(312,785)	$(392,247)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding –
basic and diluted	133,599,000	133,918,788	133,599,000	109,410,861

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			November 30, 2007
	For the six months ended		(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,730)	$(312,785)	$(392,247)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	260,500	296,500
Changes in operating assets and liabilities:
Prepaid expenses	-	22,500	-
Accounts payable and accrued expenses	2,647	4,264	6,519
NET CASH USED IN OPERATING ACTIVITIES	(10,083)	(25,521)	(89,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares repurchased	-	(3,000)	(3,000)
Proceeds from shareholders' loan	10,051	22,000	92,298
Repayment of shareholders' loan	-	-	(1,400)
Proceeds from issuance of common stock	-	1,490	1,490
NEV CASH PROVIDED BY FINANCING ACTIVITKES	10,051	20,490	89,388

INCREASE IN CASH	(32)	(5,031)	160

CASH - BEGINNING OF PERIOD	192	22,155	-

CASH - END OF PERIOD	$160	$17,124	$160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of USA Real Estate Holding Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited combined financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form S-11, as amended.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited combined financial statements for the most recent fiscal year, 2009, as reported in Form S-11, as amended, have been omitted.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $392,247 and negative working capital of $97,257 as of June 30, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related Party Transactions

During the six months ended June 30, 2010, the Company received additional loans from shareholders amounting to $10,051.  As of June 30, 2010, the outstanding balance related to these loans was $90,898.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

From inception through our quarter ended June 30, 2010, we have accumulated a deficit of $392,247, including approximately $44,000 spent on accounting and auditing expenses, and approximately $320,000 spent on consulting fees.

For the six months ended June 30, 2010, we spent $12,730 mostly related to the filing of our SEC Form S-1, and related accounting and audit expenses. For the six months ended a year ago – June 30, 2009 – we spent approximately $312,785 on organizational costs, including costs related to consulting fees and accounting fees.

In order to meet our administrative needs over the next 12 months, including our audit, financial review and other costs associated with our continuing reporting obligations under Section 15(d) of the Securities Act, we will need approximately $25,000. We currently have $160 in cash, as of June 30, 2010 to meet these needs, which is not sufficient to meet any unanticipated costs above our estimate for basic administrative costs, and will need to rely upon loans from our management, none of whom are under any obligation to loan us money, or from this and/or future private and/or public offerings.

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

Item 4T.  Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our second quarter (June 30, 2010) for fiscal year 2010, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, we determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of June 30, 2010, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the second quarter of our current fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Item 2.  Recent Sales of Unregistered Securities.

There were no sales of unregistered securities in the second quarter (April 1 – June 30) of 2010.

Item 2.  Use of Proceeds.

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

Item 3.  Defaults Upon Senior Securities.

We have made no material defaults with respect to any indebtedness or any of our subsidiaries.

Item 5.  Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Exhibits.

Index of Exhibits

Rule 15d-14(a) Certifications	Exhibit 31
Section 1350 Certification	Exhibit 32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA REAL ESTATE HOLDING COMPANY

By:	/s/ Stephen R. Maddox
Stephen R. Maddox
President, Principal Executive Officer and Chairman of the Board of Directors

Dated:      July 30, 2010

By:	/s/ Richard Maddox
Richard Maddox
Vice-President and a Director

Dated:       July 30, 2010

By:	/s/ James Miller
James Miller
Secretary, Treasurer, Principal Financial Officer and a Director

Dated:       July 30, 2010

The above three persons constitute all members of the Board of Directors.