Form 10-Q
period 2010-09-30
USA REAL ESTATE HOLDING Co
filed 2010-11-03
CIK 1468500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

USA REAL ESTATE HOLDING COMPANY
a Delaware corporation

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 2, 2010, we had a total of 133,599,000 shares issued and outstanding of our only class of Common Stock.

Part I – Financial Information

Item 1.  Financial Statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current Assets
Cash	$3,979	$192

TOTAL ASSETS	$3,979	$192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$9,980	$3,872
Shareholder's loan	88,898	80,847
TOTAL LIABILITIES	98,878	84,719

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $.00001 par value, 100,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2010
and December 31, 2009	-	-
Series B Preferred stock, $.00001 par value, 200,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2010
and December 31, 2009	-	-
Series C Preferred stock, $.00001 par value, 20,000,000 shares authorized; 2,800 shares issued and outstanding at
September 30, 2010 and 0 shares at December 31, 2009	-	-
Common stock, $.0001 par value, 1,000,000,000 shares
authorized; 133,599,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009	13,360	13,360
Additional paid-in capital	295,630	281,630
Deficit accumulated in the development stage	(403,889)	(379,517)
TOTAL STOCKHOLDERS' DEFICIT	(94,899)	(84,527)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$3,979	$192

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three months ended September 30		Nine months ended September 30		November 30, 2007 (Inception) to
	2010	2009	2010	2009	September 30, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES	11,642	12,660	24,372	325,445	403,889

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(11,642)	$(12,660)	$(24,372)	$(325,445)	$(403,889)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
– basic and diluted	133,599,000	133,599,000	133,599,000	121,640,139

See accompanying notes to consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			November 30, 2007
	For the nine months ended		(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,372)	$(325,445)	$(403,889)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	260,500	296,500
Changes in operating assets and liabilities:
Prepaid expenses	-	22,500	-
Accounts payable and accrued expenses	6,108	-	9,980
NET CASH USED IN OPERATING ACTIVITIES	(18,264)	(42,445)	(97,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares repurchased	-	(3,000)	(3,000)
Proceeds from shareholders' loan	12,551	23,000	94,798
Repayment of shareholders' loan	(4,500)	-	(5,900)
Proceeds from issuance of preferred stock	14,000	-	14,000
Proceeds from issuance of common stock	-	1,490	1,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,051	21,490	101,388

INCREASE (DECREASE) IN CASH	3,787	(20,955)	3,979

CASH - BEGINNING OF PERIOD	192	22,155	-

CASH - END OF PERIOD	$3,979	$1,200	$3,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $403,889 and negative working capital of $94,899 as of September 30, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related Party Transactions

During the nine months ended September 30, 2010, the Company received additional loans from shareholders amounting to $12,551 and made payments to the loans amounting to $4,500.  As of September 30, 2010, the outstanding balance related to these loans was $88,898. The related party advances are payable on demand, unsecured and bear no interest.

Note 4 – Series C Preferred Stock

In July 2010, the Company sold 2,800 shares of Series C preferred stock for total proceeds of $14,000. Each Series C preferred stock is convertible into 500 common shares after six (6) months from issuance date.

The convertible Series C preferred stock was evaluated for a beneficial conversion feature and whether derivative accounting would apply.  Management determined that there is no beneficial conversion feature and derivative accounting does not apply to the related instruments.

Note 5 – Contingent Liability

On July 7, 2010, the board of directors approved salaries to the President totaling $160,000 for 2010 which is contingent to the Company having a successful stock offering.  The Company has determined that a successful stock offering is not probable as of the filing of these financial statements and accordingly, has not recognized the related liability for such salaries.

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

From inception through our quarter ended September 30, 2010, we have accumulated a deficit of $403,889, including approximately $53,000 spent on accounting and auditing expenses, and approximately $320,000 spent on consulting fees.

For the three months ended September 30, 2010, we spent $11,642 mostly related to the filing of our SEC reporting requirements and related accounting and audit expenses. For the three months ended September 30, 2009, we spent approximately $12,660 on costs related to the filing of our SEC Form S-1 and consulting fees and accounting fees.

For the nine months ended September 30, 2010, we spent $24,372 mostly related to the filing of our SEC Form S-1 and related accounting and audit expenses. For the nine months ended a year ago – September 30, 2009 – we spent approximately $325,445 on organizational costs, including costs related to consulting fees and accounting fees.

In order to meet our administrative needs over the next 12 months, including our audit, financial review and other costs associated with our continuing reporting obligations under Section 15(d) of the Securities Act, we will need approximately $25,000. We currently have $3,979 in cash, as of September 30, 2010 to meet these needs, which is not sufficient to meet any unanticipated costs above our estimate for basic administrative costs, and will need to rely upon loans from our management, none of whom are under any obligation to loan us money, or from this and/or future private and/or public offerings.

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

We do not intend to invest in residential property.

Our calendar for the next 12 months is:

•	Fall, 2010– Apply for a priced quotation on the Over the Counter Bulletin Board secondary stock quotation service.

•	Fall, 2010 – Conduct stock offering. If successful in raising at least $1,000,000 through the offering, purchase our first commercial property.

•
Winter, 2010 – If unsuccessful in raising at least $1,000,000 through the offering, pursue additional public or private stock offerings, and/or apply for a loan from a bank or other debt-issuing institution in order to make the purchase of our first commercial property.

•	Winter, 2010 – Hire third-party management and leasing company to collect the rents and handle maintenance and tenant issues for our first commercial property.

•	Fall, 2011 – Assess the value of our first commercial property relative to our purchase price, and do a cost/benefit analysis against the value of receiving monthly rents vs. selling the property.

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

Item 4T.  Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter (September 30, 2010) for fiscal year 2010, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, we determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of September 30, 2010, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the third quarter of our current fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Item 2.  Recent Sales of Unregistered Securities.

In July 2010, the Company completed a private placement of 2,800 shares of Series C preferred stock for total proceeds of $14,000. Each Series C preferred stock is convertible into 500 shares of the Company’s common share after six (6) months from issuance date.

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

USA REAL ESTATE HOLDING COMPANY

By:	/s/ Stephen R. Maddox
Stephen R. Maddox
President, Principal Executive Officer and Chairman of the Board of Directors

Dated:      November 3, 2010

By:	/s/ Richard Maddox
Richard Maddox
Vice-President and a Director

Dated:       November 3, 2010

By:	/s/ James Miller
James Miller
Secretary, Treasurer, Principal Financial Officer and a Director

Dated:       November 3, 2010

The above three persons constitute all members of the Board of Directors.