Form 10-K
period 2010-12-31
USA REAL ESTATE HOLDING Co
filed 2011-03-31
CIK 1468500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-163064

USA REAL ESTATE HOLDING COMPANY
(Name of registrant in its charter)

Delaware	80-0348936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1020 North Coach House Circle Wichita, Kansas	67235
(Address of principal executive offices)	(Zip Code)

316-721-4415
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value  $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of the registrant’s common stock outstanding as of March 30, 2011 was 133,599,000.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”).  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “the “Company,” “we,” “us” or “our” are to USA Real Estate Holding Company and its wholly owned subsidiaries.

PART I

Item 1. Business

USA Real Estate Holding Company (“we”, “us”, “our”, the "Company") was incorporated in the State of Delaware on February 3, 2009.  The Company was formed for the purpose of investing in real estate.  The Company selected December 31 as its fiscal year end.

We are a development-stage company with the intent to purchase commercial or other real estate properties, including the land, on which are located retail stores. Our plan calls for us to then lease back the property we purchased to the retailers who operate upon it. Our goal is ultimately to own a portfolio of commercial properties, leased out to the retailers who operate out of each respective property.

Except as discussed below, we own no real estate at this time and have no substantive real estate-related business operations at this time, nor does our wholly-owned subsidiary, USA Real Estate Inc., since its inception in 2007.

On January 27, 2011, we entered into a Real Estate Purchase Agreement (the “Purchase Agreement”) with The Neil H. Miller Revocable Trust and the Melva J.  Miller Revocable Trust (collectively, “the Sellers”) covering the purchase by us of real estate property (the “Property”) located at 1425 S. Market Street, Wichita, Kansas owned by the Sellers.

As consideration under the Purchase Agreement, we shall pay the Sellers fifty-five thousand (55,000) shares of our Series B preferred stock.  The sale is contingent upon the ability of the Seller to convert the preferred shares to our common stock shares at the exchange rate of twenty thousand (20,000) shares of common stock for each share of preferred stock, and furthermore, the ability of the Seller to sell the common stock in the public domain for not less than $110,000.00 gross, or $98,000 net, after payment of rent, tax legal cost and closing costs, during a period of time not to exceed eight (8) months from date of the execution of the Purchase Agreement.   The Purchase Agreement is scheduled to be closed on or before October 1, 2011 (the “Closing Date”), subject to satisfaction of all conditions as set forth in the Purchase Agreement.  Our possession of the Property shall occur on the Closing Date.

Our current operations are limited to raising a limited amount of capital and doing a limited amount of market research, including making preliminary inquiries into certain specific property we would like to own.

We have never had a profit, currently have no non-cash assets, are in poor financial condition, and we anticipate no profits for at least the upcoming year, as we attempt to build our portfolio of properties.

Our revenues for the most recent audited period – January 1, 2010 – December 31, 2010 – were zero. Our net loss for the most recent audited period was $29,343. We have accumulated a deficit of $408,860 since inception and our auditors have issued a going concern opinion. See the notes to our audited financial statements as included on Item 15.

Investments in Real Estate or Interests in Real Estate

We conduct all of our real estate investment activities through our subsidiary, USA Real Estate Inc. Our investment objectives are to increase cash flow, maximize the value of our properties and acquire properties with cash flow growth potential. Our business is focused primarily on retail properties, such as those containing a stand-alone retail outlet such as Dollar General Stores, Alco or Walgreens, and activities directly related thereto. We have not established a specific policy regarding the relative priority of our investment objectives. We currently look to lease any future properties we may acquire to our tenants pursuant to long-term triple-net leases which require the tenant to bear all of the costs associated with the property.

We currently intend to focus on acquiring retail outlets and the land they sit upon in the Midwest and Rocky Mountain states, although we may acquire property anywhere in the United States. There are no limitations on the percentage of our assets that may be invested in any one real estate asset.

The preferred manner by which we intend to invest in equity real estate is to directly purchase the properties, using cash raised through private offerings, or public offerings such as this one. If we are unable to raise the entire amount of capital needed to directly purchase the entire property, we may employ leverage, as we describe in our “Financing Policies” subsection, below. Our preference is to purchase all the interest in one property and own it outright, rather than partially finance two properties, for example.

We may also enter into joint ventures from time to time, if we determine that doing so would be the most effective means of raising capital. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring properties, or a combination of these methods. Any such financing or indebtedness will have priority over our equity interest in such property. Investments are also subject to our policy not to be treated as an investment company under the Investment Company Act of 1940, as amended.

We do not have a specific policy as to the amount or percentage of our assets which will be invested in any specific property, but anticipate that our real estate investments will be diversified among a relatively small number of buildings.

From time to time, we may make investments or agree to terms that support the objectives of our tenants without necessarily maximizing our short-term financial return, which may allow us to build long-term relationships and acquire properties otherwise unavailable to our competition. We believe these dynamics create long-term, sustainable relationships and, in turn, profitability for us.

Purchase, Sale and Development of Properties

Our policy is to acquire properties primarily for generation of current income and long-term value. Although we do not currently intend to sell any properties, we will sell certain properties where our management determines such properties do not fit our strategic objectives or where such action would be in the best interest of our stockholders. From time to time, we may also engage in strategic development opportunities. These opportunities may involve replacing or renovating properties in our future portfolio that may have become economically obsolete or identifying new sites that present an attractive opportunity and complement our existing portfolio.

Investments in Real Estate Mortgages

We intend to only invest in equity real estate investments, and do not intend to invest in mortgages and other real estate interests.

Investments in Securities or Interests in Entities Primarily Engaged in Real Estate Activities and Other Issuers

We do not intend to invest in securities of entities engaged in real estate activities or securities of other issuers (normally partnership interests, limited liability company interests or other joint venture interests in special purpose entities owning properties), including for the purpose of exercising control over such entities. We do not intend that our investments in securities will require us to register as an “investment company” under the 1940 Act, and we would generally divest appropriate securities before any such registration would be required.

Financing Policies

We expect to employ leverage in our capital structure in amounts that we determine from time to time. Our board of directors has not adopted a policy which limits the total amount of indebtedness that we may incur, but we will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed or variable rate. Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur nor do they restrict the form in which our indebtedness will be taken (including recourse or non-recourse debt, cross collateralized debt, etc.). We may from time to time modify our debt policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general market conditions for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors.

To the extent that our board of directors or management determines that it is necessary to raise additional capital, we may, without stockholder approval, borrow under a credit facility should we be able to secure one in the future, issue debt or equity securities, including additional partnership units, retain earnings, assume secured indebtedness, obtain mortgage financing on a portion of our owned properties, engage in a joint venture, or employ a combination of these methods.

Other Investment Policies

We do not intend to underwrite the securities of other issuers.

We may offer shares of our common stock or other equity or debt securities in exchange for cash or property and to repurchase or otherwise re-acquire shares of our common stock or other equity or debt securities in exchange for cash or property. We may issue preferred stock from time to time, in one or more series, as authorized by our board of directors without the need for stockholder approval. We have not engaged in trading, underwriting or the agency distribution or sale of securities of other issuers and do not intend to do so. Our policies with respect to such activities may be reviewed and modified from time to time by our board of directors without notice to or the vote of our stockholders.

However, we will not engage in the sale and disposition of investments, other than real estate.

Lending Policies

We do not intend to loan money to other persons; however, we do not have a policy limiting our ability to make loans to other persons, and may do so under certain circumstances. For example, we may consider offering purchase money financing in connection with the sale of properties where the provision of that financing will increase the value to be received by us for the property sold or we may consider making loans to joint ventures in which we or they participate or may participate in the future. We have not engaged in any significant lending activities in the past nor do we currently intend to in the future. We may choose to guarantee the debt of certain joint ventures with third parties. Consideration for those guarantees may include, but are not limited to, fees, long-term management contracts, options to acquire additional ownership and promoted equity positions. Our board of directors may, in the future, adopt a lending policy without notice to or the vote of our stockholders.

Employees

We currently have three management personnel, each of whom works on the company part-time, and zero employees. We anticipate continuing to have zero employees in the next 12 months.

Our three management personnel , who also compose our Board of Directors, are:

●	Stephen R. Maddox is our President and Chairman;
●	Richard Maddox is our Vice-President, Director and a major shareholder; and
●	James Miller is our Secretary, Treasurer, Director and a major shareholder.

The members of our management team have real estate-related experience, principally in construction, leasing space for their own businesses and collections, but have no experience evaluating, purchasing or managing commercial properties for a real estate investment company.

On July 2, 2010, our Board of Directors approved salaries to our President totaling $160,000 for 2010 which is contingent to the Company having a successful stock offering.  The Company has determined that a successful stock offering is not probable as of the filing of these financial statements and accordingly, has not recognized the related liability for such salaries.

Management’s Past Experience with Real Estate

Our management has some experience in real estate-related matters, though no member of our management has direct business experience as the operator of a real estate investment company.

Our President, Stephen Maddox has over ten years experience in owning his own real estate property and over 25 years of leasing property for his own businesses. He also has experience in collecting delinquent accounts and rent payments.

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

Item 1A. Risk Factors

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to present risk factors at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal office is located in the office of our President, pursuant to a verbal agreement, on a rent-free basis.  We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

On January 27, 2011, we entered into a Real Estate Purchase Agreement (the “Purchase Agreement”) with The Neil H. Miller Revocable Trust and the Melva J.  Miller Revocable Trust (collectively, “the Sellers”) covering the purchase by us of real estate property (the “Property”) located at 1425 S. Market Street, Wichita, Kansas owned by the Sellers.

The Purchase Agreement is scheduled to be closed on or before October 1, 2011 (the “Closing Date”), subject to satisfaction of all conditions as set forth in the Purchase Agreement.  Our possession of the Property shall occur on the Closing Date.

Item 3. Legal Proceedings

To the best knowledge of our officers and directors, we are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation, as amended on March 23, 2009, authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.0001 per share.  On April 7, 2010, our Certificate of Incorporation was further amended to authorize the issuance of 20,000,000,000 shares of common stock, par value $.00001 per share (the “Common Stock”).  Our Common Stock is not listed on a publicly-traded market.  As of March 14, 2011, there were fifty-six (56) holders of record of our Common Stock.

Preferred Stock

Our corporate Bylaws, as amended on April 7, 2010, authorizes the issuance of: (a) up to 100,000,000 shares of Series A preferred stock, par value $.00001 per share (the “Series A Preferred Stock”); (b) up to 200,000,000 shares of Series B preferred stock, par value $.00001 per share (the “Series B Preferred Stock”); and (c) up to 20,000,000 shares of Series C preferred stock, par value $.00001 per share (the “Series C Preferred Stock”).

As of March 14, 2011, we have issued 6,679,932 shares of our Series B Preferred Stock and 4,600 shares of our Series C Preferred Stock.  We have not issued any of our Series A Preferred Stock.

Securities Authorized For Issuance Under Equity Compensation Plans

There are no shares authorized for issuance under an equity compensation plan. We have no equity compensation plans in place and no future plans for such at this time.

Dividends

Common Stock

We have never declared any cash dividends with respect to our Common Stock.  Future payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

On May 17, 2010, our Board of Directors approved a stock dividend to all of our existing common stockholders, in which one (1) common share received 0.05 shares of Series B preferred stock.  As a result, a total of 6,679,932 shares of Series B preferred stock was issued.

Preferred Stock

We have never declared any cash dividends with respect to our Series B Preferred Stock and Series C Preferred Stock.  The holders of our Series B Preferred Stock and Series C Preferred Stock are entitled to dividends when and if declared by the Board of Directors at its sole discretion.

Use of Proceeds

Initially, we had plans to conduct a stock offering through the prospectus recently granted a Notice of Effectiveness by the Securities and Exchange Commission, but as of this juncture, we feel it is unlikely to generate the amount of cash needed to sustain our administrative costs, let alone our business plan, for the next 12 months. We currently have plans on issuing shares in a private offering in order to generate the needed funds and acquire property, and we have temporarily abandoned plans to commence on a public offering at this stage.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fiscal year covered by this report, no purchases were made by or our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares or other units of any class of our equity securities.

Item 6. Selected Financial Data

Not applicable for smaller reporting company.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such consolidated financial statements and the related notes thereto.

Overview

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

We are still in our development stage and have generated no revenues to date.

We were incorporated on February 3, 2009. Our activities have been centered around acquiring our subsidiary USA Real Estate Inc., raising money through a Reg D Rule 504 private stock offering, refining our business model, and doing market research on retail outlets, commercial property outlooks by region, and targeting specific properties based on our search criteria.  In addition, we have  entered into a Real Estate Purchase Agreement with The Neil H. Miller Revocable Trust and the Melva J.  Miller Revocable Trust covering our purchase of real estate property located at 1425 S. Market Street, Wichita, Kansas owned by the Sellers.  This purchase agreement is scheduled to be closed on or before October 1, 2011, subject to satisfaction of all conditions as set forth.  Our possession of the property shall occur on the closing date.

From inception through December 31, 2010, we have accumulated a deficit of $408,860, including approximately $57,000 spent on accounting and auditing expenses, and approximately $320,000 spent on consulting fees.

For the year ended December 31, 2010, we spent $29,343 mostly related to the filing of our SEC reporting requirements and the filing of our SEC Form S-11 and related accounting and audit expenses. For the year ended December 31, 2009, we spent approximately $333,790 on organizational costs, including costs related to consulting fees and accounting fees.

Liquidity and Capital Resources

As of December 31, 2010, we had assets equal to $7,085, comprised exclusively of cash.  This compares with assets of $192, comprised exclusively of cash, as of December 31, 2009.  Our current liabilities as of December 31, 2010 totaled $99,955, comprised of accounts payable and accrued expenses of $11,557 and shareholders’ loan of $88,398.  This compares with current liabilities of $84,719, comprised of accounts payable and accrued expenses of $3,872 and shareholders’ loan of $80,847, as of December 31, 2009.  We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

In order to meet our administrative needs over the next 12 months, including our audit, financial review and other costs associated with our continuing reporting obligations under Section 15(d) of the Securities Act, we will need approximately $25,000.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and December 31, 2009, and for the period from November 30, 2007 (Inception) to December 31, 2010.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from November 30, 2007 (Inception) to December 31, 2010
Net Cash Used in Operating Activities	$(21,658)	$(47,053)	$(100,803)
Net Cash Used in Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$28,551	$25,090	$107,888
Net Change in Cash	$6,893	$(21,963)	$7,085

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Plan for the next 12 months

On January 27, 2011, we entered into a Real Estate Purchase Agreement (the “Purchase Agreement”) with The Neil H. Miller Revocable Trust and the Melva J.  Miller Revocable Trust (collectively, “the Sellers”) covering the purchase by us of real estate property (the “Property”) located at 1425 S. Market Street, Wichita, Kansas owned by the Sellers.  The Purchase Agreement is scheduled to be closed on or before October 1, 2011 (the “Closing Date”), subject to satisfaction of all conditions as set forth in the Purchase Agreement.  Our possession of the Property shall occur on the Closing Date.

The Company is looking to purchase more retail leased properties such as those with long term double net or triple net leases and in heavily-trafficked locations such as Walgreens, Alco Stores, Family Dollar, Dollar General and Tractor Supply.

We have located properties, for example, which have long term double net or triple net leases of at least 10 years.  We have entered into a preliminary agreement on one property, and are in the process of entering into preliminary agreements or negotiations to purchase other such properties.

We do not intend to invest in residential property.

Our calendar for the next 12 months is:

•	Spring, 2011– Apply for a priced quotation on the Over the Counter Bulletin Board secondary stock quotation service.

•
Winter, 2011 – If unsuccessful in raising at least $1,000,000 through the offering, pursue additional public or private stock offerings, and/or apply for a loan from a bank or other debt-issuing institution in order to make the purchase of our first commercial property.

•	Winter, 2011 – Hire third-party management and leasing company to collect the rents and handle maintenance and tenant issues for our first commercial property.

•	Winter, 2011 – Assess the value of our first commercial property relative to our purchase price, and do a cost/benefit analysis against the value of receiving monthly rents vs. selling the property.

•
Winter, 2011 – Re-assess our financial position to determine if we are in a position to purchase our first commercial property, or another property, outright for cash rather than debt, and if so, to pursue that track, and if not, to pursue additional avenues of raising capital.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Because we are a “smaller reporting company” as that term is defined by the SEC, we are not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplemental Data

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.[T] Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 as amended (Exchange Act), as of December 31, 2010. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting. Our management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework and the Internal Control over Financial Reporting – Guidance for Smaller Public Companies both issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, our management determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective as of December 31, 2010.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of December 31, 2010, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include additional employees.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered accounting firm pursuant to §989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the requirement that they include an attestation report of the company’s registered public accounting firm regarding our management’s assessment of internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

During December 2010, the Company completed a private placement of 1,400 shares of Series C preferred stock for total proceeds of $7,000. Each Series C preferred stock is convertible into 500 common shares of the Company after six (6) months from issuance date.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Executive Officers and Directors

The following are the names of all directors and executive officers, their positions and offices, and brief descriptions of their business experience during the past five years:

Name and Age	Position(s) Held With the Company	Business Experience During Past Five Years

Stephen R. Maddox, 59	President, Chairman of the Board of Directors
Between 1984 and 2007, Mr. Maddox was a financial representative of several mutual fund companies, annuity and insurance companies and provided their products and services to over 350 clients.  Since 2007, Mr. Maddox has been serving as Chairman and President of our subsidiary, USA Real Estate, Inc., a Delaware corporation. Mr. Maddox has been charged with developing the Company’s business plan and raising funds for its operation. Since February 3, 2009, he has been serving as President and Chairman of the Board of Directors of our company.

James Miller, 50	Secretary, Treasurer, Director
Since 1988, Mr. Miller has been a 50% owner of ACM Removal, LLC, one of the largest asbestos and mold removal companies in Kansas.  He is certified in asbestos and mold removal, and is an environmental general contractor. Since 2007, he has been serving as Secretary, Treasurer and a Director of our subsidiary, USA Real Estate, Inc. Since February 3, 2009, Mr. Miller has been serving as our Secretary, Treasurer and one of our three Directors.

Richard Maddox, 58	Vice President, Director
For the last 20 years, Mr. Maddox has been the owner of a cattle ranch in Nebraska, as well as owner and manager of Maddox Services Co., an irrigation and landscape infrastructure business. Since 2007, Mr. Maddox has been serving as Vice-President and a Director of our subsidiary, USA Real Estate, Inc.  Since February 3, 2009, he has been serving as our Vice President and one of our three Directors.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

The respective terms of all our three directors ends on February 3, 2012, at which time they may be re-elected by a majority vote of the shareholders.

The following are all the directors of USA Real Estate Holding Company, their terms of office and periods in which they served, and identification of any other directorships held in reporting companies, with names of those companies:

Director's Name	Term of Office as Director and Period During Which Served	Other Directorships Held in Reporting Companies

Stephen R. Maddox	Re-elected on February 3, 2010 - present	None

James Miller	Re-elected on February 3, 2010 – present	None

Richard Maddox	Re-elected on February 3, 2010 – present	None

Currently, our directors are not compensated for their services, although their expenses in attending meetings may be reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Family Relationships

Stephen R. Maddox, our President, Director and Chairman of the Board, is the brother of our Vice President and Director, Richard Maddox.

Involvement in Certain Legal Proceedings

On September 24, 2007, our President, Stephen R. Maddox, pled no lo contendre to five criminal counts of causing damage to property under $25,000, brought by the district attorney of Sedgwick County, Kansas, against Mr. Maddox as a result of five windows which were deliberately broken at an office building in Sedgwick County, Kansas. Each broken window was treated as a separate count of criminal damage to property. Mr. Maddox was ordered to pay $8,605 in restitution for the broken windows, perform 100 hours of community service and serve a sentence of two years’ probation, which was completed on December 11, 2009.

As a result of these criminal proceedings, on June 2, 2009, the Commissioner of Insurance of the State of Kansas issued a final order against Mr. Maddox, revoking Mr. Maddox’ Kansas resident insurance agent’s license.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our Principal Executive Officer, Principal Financial Officer, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our President 1020 North Coach House Circle, Wichita, Kansas, 67235.  We will provide the Code of Ethics by e-mail to anyone giving us an e-mail address to send it to.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time because we have not been able to hire a qualified candidate. Further, we have inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11.    Executive Compensation

Executive Officers: Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2010 and 2009 to (i) all individuals that served as our Principal Executive Officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2010 and 2009; (ii) all individuals that served as our Principal Financial Officer or acted in a similar capacity for us at any time during the fiscal years ended December 31, 2010 and 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen R. Maddox, President (1)	FY2010	-	-	-	-	-	-	-	-
	FY2009	-	-	-	-	-	-	-	-
James Miller, Secretary, Treasurer	FY2010	-	-	-	-	-	-	-	-
	FY2009	-	-	-	-	-	-	-	-
Richard Maddox, Vice-President	FY2010	-	-	-	-	-	-	-	-
	FY2009	-	-	-	-	-	-	-	-

(1)
On July 7, 2010, our Board of Directors approved salaries to our President totaling $160,000 for fiscal years ended December 31, 2010 which is contingent to the Company having a successful stock offering.  The Company has determined that a successful stock offering is not probable as of the filing of this Form 10-K and accordingly, has not recognized the related liability for such salaries.

Executive Officers: Outstanding Equity Awards at Fiscal Year-End

There were no individual grants or stock options to purchase our common stock made to an executive officer named in the Summary Compensation Table above through December 31, 2010.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

We have 133,599,000 shares of common stock outstanding at $0.00001 par value. 20,000,000,000 shares of common stock are authorized.

The following information is for any person, including any group of two or more persons acting as a partnership, syndicate or other similar group, who is known to us to be the beneficial owner of more than five percent of any class of our voting securities, as of March 14, 2011.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Stephen R. Maddox President and Chairman of the Board of Directors 1020 North Coach House Circle Wichita, KS 67235	76,139,985 shares(1)	57.0

Common Stock	Cindy Maddox Spouse of Stephen R. Maddox 1020 North Coach House Circle Wichita, KS 67235	76,139,985 shares(2)	57.0

Common Stock	CK Dragon Trust Controlled by Charlene Kalk 7475 W. Fifth Ave. #150F Lakewood, CO 80226	6,500,000 shares(3)	4.9

Common Stock	Controlled by Charlene Kalk CKDCO, Inc. 7475 W. Fifth Ave. #150F Lakewood, CO 80226	6,500,000 shares(4)	4.9

Common Stock	Controlled by Stan Medley Fordee Management Company 249 N. Brand Blvd. #586 Glendale, CA 91203	6,500,000 shares(5)	4.9

Common Stock	Controlled by Stan Medley Artfield Investments RD, Inc. 4001 Kennett Pike #134 Wilmington, DE 19807	3,250,000 shares(6)	2.4

(1)
Stephen R. Maddox owns 75,179,985 shares of USA Real Estate Holding Company, and is deemed the beneficial owner of the 960,000 shares owned by his wife Cindy Maddox, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(2)
Cindy Maddox owns 960,000 shares of USA Real Estate Holding Company, and is deemed the beneficial owner of the 75,179,985 shares owned by his husband Stephen Maddox, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. She has the sole voting and investment power and dispositive control over these shares.

(3)
CK Dragon Trust owns 6,500,000 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. Charlene Kalk has the sole voting and investment power and dispositive control over these share

(4)
CKDCO, Inc. owns 6,500,000 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. Charlene Kalk has the sole voting and investment power and dispositive control over these shares.

(5)
Fordee Management Company owns 6,500,000 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. Stan Medley has the sole voting and investment power and dispositive control over these shares.

(6)
Artfield Investments RD, Inc. owns 3,250,000 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. Stan Medley has the sole voting and investment power and dispositive control over these shares.

Security Ownership of Management

The following presents information regarding the security ownership of our management, as of March 14, 2011, and presents information for:

•	each of our directors;
•	each of our executive officers; and
•	all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Stephen R. Maddox President and Chairman of the Board of Directors c/o USA Real Estate Holding Company 1020 North Coach House Circle Wichita, KS 67235	76 ,139,985 shares (1)	56.3

Common Stock	James Miller Secretary, Treasurer and a Director c/o USA Real Estate Holding Company 1020 North Coach House Circle Wichita, KS 67235	4,879,998 shares (2)	3.7

Common Stock	Richard Maddox Vice-President and Director c/o USA Real Estate Holding Company 1020 North Coach House Circle Wichita, KS 67235	5,880,000 shares (3)	4.4

Common Stock	All Directors and Executive Officers as a Group	86,899,983 shares (4)	64.4

(1)
Stephen R. Maddox owns 75,179,985 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares. He is also deemed to be the beneficial owner of the 960,000 shares owned by his wife Cindy Maddox

(2)
James Miller owns 4,879,998 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(3)
Richard Maddox owns 5,880,000 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(4)
All Directors and Executive Officers as a group own 85,939,983 shares of USA Real Estate Holding Company, no part of which are options, warrants, or via any other rights, and they have no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence

From inception to the period ended December 31, 2010, we have participated in the following transactions in which a related person had a direct or indirect material interest.

During the year ended December 31, 2010, our President loaned funds to the Company totaling $2,851, and we repaid $5,000 to our President.  These loans are unsecured with zero interest and repayable on demand.  As of December 31, 2010, the outstanding balance due our President was $72,698.

During the year ended December 31, 2010, James Miller, a director of the Company, loaned funds to the Company totaling $3,700.  These loans are unsecured with zero interest and repayable on demand.  As of December 31, 2010, the outstanding balance due to Mr. Miller was $4,700.

During the year ended December 31, 2010, Preston Maddox, a son of our President, loaned funds to the Company totaling $6,000.  These loans are unsecured with zero interest and repayable on demand.  As of December 31, 2010, the outstanding balance due to Mr. Maddox was $6,000.

As of December 31, 2010, the Company has an outstanding loan balance of $5,000 due to Mr. Neil Miller, the father of James Miller, a director of the Company.  These loans are unsecured with zero interest and repayable on demand.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, all of our directors would not be considered independent as they also serve as executive officers of the Company.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to us by our principal accountant for services rendered during 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees (1)	$8,100	$17,750
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$8,100	$17,750

(1)
Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

We do not have an audit committee.  Our Board of Directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

All services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

The consolidated financial statements of USA Real Estate Holding Company are listed on the Index to Consolidated Financial Statements on this annual report on Form 10-K beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K:

Exhibit No.	SEC Report Reference Number	Description

14.1	14	Code of Ethics

31.1	*	Certification of the Company’s Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Company’s Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Company’s President, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	*	Certification of the Company’s Treasurer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA REAL ESTATE HOLDING COMPANY

By:	/s/ Stephen R. Maddox
Stephen R. Maddox
President, Principal Executive Officer and Chairman of the Board of Directors

Dated:      March 30, 2011

By:	/s/ Richard Maddox
Richard Maddox
Vice-President and a Director

Dated:       March 30, 2011

By:	/s/ James Miller
James Miller
Secretary, Treasurer, Principal Financial Officer and a Director

Dated:       March 30, 2011

The above three persons constitute all members of the Company’s Board of Directors.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Expenses for the Years ended December 31, 2010 and 2009 and for the Period from November 30, 2007 (inception) through December 31, 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from November 30, 2007 (inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009 and for the Period from November 30, 2007 (inception) through December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
USA Real Estate Holding Company
Wichita, Kansas

We have audited the accompanying consolidated balance sheets of USA Real Estate Holding Company (a development stage company) as of December 31, 2010 and 2009 and the related consolidated statements of expenses, changes in stockholders' equity (deficit), and cash flows for the years then ended and for the period from November 30, 2007 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of USA Real Estate Holding Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. USA Real Estate Holding Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of USA Real Estate Holding Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Real Estate Holdings Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from November 30, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that USA Real Estate Holding Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, USA Real Estate Holding Company has no revenue and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 30, 2011

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash	$7,085	$192

TOTAL ASSETS	$7,085	$192

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$11,557	$3,872
Shareholders' loan	88,398	80,847
TOTAL LIABILITIES	99,955	84,719

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.00001 par value, 100,000,000 shares authorized; 0 issued and outstanding at December 31, 2010
and 2009, respectively	-	-
Series B Preferred stock, $.00001 par value, 200,000,000 shares authorized; 6,679,932 shares and 0 shares issued and outstanding
at December 31, 2010 and 2009, respectively	67	-
Series C Preferred stock, $.00001 par value, 20,000,000 shares authorized; 4,200 shares and 0 shares issued and outstanding at
December 31, 2010 and 2009, respectively	-	-
Common stock, $.00001 par value, 20,000,000,000 shares
authorized; 133,599,000 shares issued and outstanding
at December 31, 2010 and 2009	1,336	1,336
Additional paid-in capital	314,587	293,654
Deficit accumulated in the development stage	(408,860)	(379,517)
TOTAL STOCKHOLDERS' DEFICIT	(92,870)	(84,527)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,085	$192

See accompanying notes to consolidated financial statements.

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF EXPENSES

			November 30, 2007
	Year ended December 31		(Inception) through
	2010	2009	December 31, 2010

REVENUES	$-	$-	$-

EXPENSES	29,343	333,790	408,860

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,343)	$(333,790)	$(408,860)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	133,599,000	121,301,003

See accompanying notes to consolidated financial statements.

USA REAL ESTATE HOLDING COMPANY
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

								Deficit Accumulated
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	in the Development	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 30, 2007 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-

Shares issued for services	-	-	-	-	36,000,000	360	35,640	-	36,000
Net loss for the year	-	-	-	-	-	-	-	(41,207)	(41,207)

Balance, December 31, 2007	-	-	-	-	36,000,000	360	35,640	(41,207)	(5,207)

Net loss for the year	-	-	-	-	-	-	-	(4,520)	(4,520)

Balance, December 31, 2008	-	-	-	-	36,000,000	360	35,640	(45,727)	(9,727)

Acquisition of USA Real Estate, Inc.	-	-	-	-	108,000,000	1,080	(1,080)	-	-
Cancellation of USA Real Estate, Inc.'s shares	-	-	-	-	(36,000,000)	(360)	360	-	-
Shares repurchased	-	-	-	-	(600,000)	(6)	(2,994)		(3,000)
Shares issued for services	-	-	-	-	26,050,000	261	260,239	-	260,500
Shares issued for cash	-	-	-	-	149,000	1	1,489	-	1,490
Net loss for the year	-	-	-	-	-	-	-	(333,790)	(333,790)

Balance, December 31, 2009	-	-	-	-	133,599,000	1,336	293,654	(379,517)	(84,527)

Series B Preferred stock dividends	6,679,932	67	-	-	-	-	(67)	-	-
Shares issued for cash	-	-	4,200	-	-	-	21,000	-	21,000
Net loss for the year	-	-	-	-	-	-	-	(29,343)	(29,343)

Balance, December 31, 2010	6,679,932	$67	4,200	$-	133,599,000	$1,336	$314,587	$(408,860)	$(92,870)

See accompanying notes to consolidated financial statements.

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			November 30, 2007
	Year ended December 31		(Inception) through
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,343)	$(333,790)	$(408,860)
Adjustment to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	260,500	296,500
Changes in operating assets and liabilities:
Prepaid expenses	-	22,500	-
Accounts payable and accrued expenses	7,685	3,737	11,557
NET CASH USED IN OPERATING ACTIVITIES	(21,658)	(47,053)	(100,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares repurchased	-	(3,000)	(3,000)
Proceeds from shareholders' loan	12,551	28,000	94,798
Repayment of shareholders' loan	(5,000)	(1,400)	(6,400)
Proceeds from issuance of preferred stock	21,000	-	21,000
Proceeds from issuance of common stock	-	1,490	1,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,551	25,090	107,888

INCREASE (DECREASE) IN CASH	6,893	(21,963)	7,085

CASH - BEGINNING OF PERIOD	192	22,155	-

CASH - END OF PERIOD	$7,085	$192	$7,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to consolidated financial statements.

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 – Organization, Nature of Operations and Summary of Significant Accounting Policies

Organization and Business

USA Real Estate Holding Company (the “Company”) was incorporated in Delaware on February 3, 2009.  The Company was formed for the purpose of investing in real estate.

On February 3, 2009, the Company issued 108,000,000 common shares in exchange for all of the outstanding shares of USA Real Estate, Inc.  In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC")Topic No. 805 - Business Combinations , this event is considered a combination of entities under common control.  All assets and liabilities of USA Real Estate, Inc. were assumed by the Company and were accounted for at historical cost.  The Company effectively dated the combination for accounting purposes as of January 1, 2009.  All financial statements presented as of the date of common control have been consolidated and all financial statements and financial information presented for prior periods have been restated to furnish comparative information.

Principles of Consolidation

The audited consolidated financial statements include the accounts of USA Real Estate, Inc., the Company’s wholly-owned subsidiary, after the elimination of significant intercompany accounts and transactions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and shareholders’ loan approximate their estimated fair values due to the short-term nature of those financial instruments.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic No. 740 - Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

Stock based compensation is accounted for under FASB ASC Topic No. 718 – Compensation – Stock Compensation. The guidance requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). The guidance also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. The Company accounts for non-employee share-based awards in accordance with guidance related to equity instruments that are issued to other than employees for acquisition, or in conjunction with selling, goods or services.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC Topic No. 260 – Earnings per Share , and are calculated on the basis of the weighted average number of common shares outstanding during the period.  Diluted net loss per share calculations include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Reclassifications

Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current presentation for comparative purposes.

Recent Accounting Pronouncements

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $408,860 and negative working capital of $92,870 as of December 31, 2010.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Stockholders’ Equity

Common and preferred stock

The Company’s Certificate of Incorporation, as amended on March 23, 2009, authorizes the issuance of up to 1,000,000,000 shares of common stock, par value $.0001 per share.  On April 7, 2010, the Company’s Certificate of Incorporation was further amended to authorize the issuance of 20,000,000,000 shares of common stock and the change in the par value from $.0001 to$.00001 per share. Shares issued prior to April 7, 2010 have been retroactively restated to reflect the impact of the change in par value per share

On April 7, 2010, the Bylaws of the Company was amended to reflect the following: 100,000,000 new Series A preferred shares were authorized; 200,000,000 new Series B preferred shares were authorized; and 20,000,000 new Series C preferred shares were authorized.  The par value per share for all classes of preferred stock was set at $0.00001 per share.  The holders of Series B and Series C preferred shares are entitled to dividends when and if declared by the Board of Directors at its sole discretion.

Preferred stock rights

Series A preferred stock

If at least one share of Series A preferred stock is issued and outstanding, then the total aggregate issued Series A preferred shares shall be convertible into the number of shares of common stock which equals four times the sum of: (a) the total number of shares of common stock which are issued and outstanding at the time of conversion, plus (b) the total number of shares of Series B and Series C preferred stock which are outstanding at the time of conversion (the “Series A preferred stock conversion factor”).  Each individual share of Series A preferred stock shall be convertible using the Series A preferred stock conversion factor divided by the number of Series A preferred shares issued and outstanding at the time of conversion. The voting rights of Series A preferred shares are determined based on a formula similar to its conversion rights. There are no issued and outstanding shares of Series A preferred stock as of December 31, 2010.

Series B preferred stock

Each share of Series B preferred stock is convertible into the number of shares of common stock equal to the price of the Series B Preferred Stock of $2 per share, as stated in the Company’s Bylaws, divided by ten (10) times the par value of the common stock, subject to adjustment as may be determined by the Board of Directors, but may not be converted for a period of six (6) months from the date of purchase.  Each share of Series B preferred stock shall have ten votes for any election or other vote placed before the stockholders of the Company.

Series C preferred stock

Each share of Series C preferred stock is convertible into 500 shares of common stock but may not be converted for a period of six (6) months from the date of purchase.  Each share of Series C preferred stock shall have one vote for any election or other vote placed before the stockholders of the Company.

Issuance of common stock

On June 9, 2009, 600,000 shares were repurchased from the founder for $3,000.

On February 3, 2009, the Company entered into a consulting agreement with a third party for $25,000 and 26,000,000 common shares.  The shares were valued at $.01 per share or $260,000 which is the most recent cash sales price.

On February 5, 2009, the Company entered into a drawdown equity financing agreement with a third party for an origination fee of $10,000 and 50,000 common shares.  The shares were valued at $.01 per share or $500 using the most recent cash sales price.

The Company conducted a private offering of its common stock which began on June 10, 2009 and closed on June 30, 2009.  A total of 149,000 common shares were sold at $.01 per share for total gross proceeds of $1,490.

Issuance of Series B preferred stock

On May 17, 2010, the Company issued a stock dividend to all of the Company’s existing common stockholders, in which one (1) common share received 0.05 shares of Series B preferred stock.  As a result, a total of 6,679,932 shares of Series B preferred stock was issued.

The convertible Series B preferred stock was evaluated for a beneficial conversion feature and whether derivative accounting would apply.  Management determined that there is no beneficial conversion feature and derivative accounting does not apply to the related instruments.

Issuance of Series C preferred stock

During 2010, the Company sold 4,200 shares  of Series C preferred stock for total proceeds of $21,000.

The convertible Series C preferred stock was evaluated for a beneficial conversion feature and whether derivative accounting would apply.  Management determined that there is no beneficial conversion feature and derivative accounting does not apply to the related instruments.

Note 4 – Income Taxes

Since inception, the Company has incurred net losses and therefore had no tax liability as of December 31, 2010.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $409,000 and will start to expire in 2028.

At December 31, 2010 and 2009, the deferred tax assets consisted of the following:

	December 31,	December 31,
	2010	2009
Net operating losses	$139,000	$129,000
Less: Valuation allowance	(139,000)	(129,000)
	$-	$-

Note 5 – Related Party Transactions

During 2010, the Company received additional loans from various shareholders amounting to $7,551 net of repayments of 5,000.

During 2009, the Company received additional loans from various shareholders amounting to $26,600, net of repayments of $1,400.  These loans are unsecured and repayable on demand.  As of December 31, 2010 and 2009, the outstanding balance related to these loans was $88,398 and $80,847, respectively.

The Company’s principal office is located in the office of the Company’s President pursuant to a verbal agreement on a rent-free basis.

Note 6 – Contingent Liability

On July 2, 2010, the board of directors approved salaries to the President totaling $160,000 for 2010 which is contingent to the
Company having a successful stock offering. The Company has determined that a successful stock offering is not probable as of the filing of these financial statements and accordingly, has not recognized the related liability for such salaries.

Note 7 - Subsequent Events

During January 2011, the Company sold an additional 400 shares of Series C preferred stock for total proceeds of $2,000.

On January 27, 2011, the Company agreed to buy land in Wichita, Kansas for 55,000 shares of its Series B preferred stock.  The sale is contingent upon the ability of the seller to convert the preferred shares to common stock shares at the exchange rate of 20,000 shares for each share of preferred stock, and furthermore, the ability of the seller to sell the common stock in the public domain for not less than $110,000.00 gross, or $98,000 net, after payment of rent, tax legal cost and closing costs, during a period of time not to exceed eight (8) months from date of the execution of the purchase agreement.

The purchase is scheduled to be closed on or before October 1, 2011.