Form 10-Q
period 2011-03-31
USA REAL ESTATE HOLDING Co
filed 2011-05-13
CIK 1468500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

USA REAL ESTATE HOLDING COMPANY
a Delaware corporation

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 13, 2011, we had a total of 133,599,000 shares issued and outstanding of our only class of Common Stock.

Part I – Financial Information

Item 1.  Financial Statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash	$568	$7,085

TOTAL ASSETS	$568	$7,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$15,704	$11,557
Shareholders' loan	88,398	88,398
TOTAL LIABILITIES	104,102	99,955

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $.00001 par value, 100,000,000 shares authorized; 0 issued and outstanding
Series B Preferred stock, $.00001 par value, 200,000,000 shares
authorized; 6,679,932 shares issued and outstanding	67	67
Series C Preferred stock, $.00001 par value, 20,000,000 shares authorized; 4,600 shares and 4,200 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $.00001 par value, 20,000,000,000 shares
authorized; 133,599,000 shares issued and outstanding	1,336	1,336
Additional paid-in capital	316,587	314,587
Deficit accumulated in the development stage	(421,524)	(408,860)
TOTAL STOCKHOLDERS' DEFICIT	(103,534)	(92,870)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$568	$7,085

See accompanying notes to unaudited consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

			November 30, 2007
	Three Months Ended		(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

REVENUES	$-	$-	$-

EXPENSES	12,664	6,291	421,524

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS	$(12,664)	$(6,291)	$(421,524)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding –
basic and diluted	133,599,000	133,599,000

See accompanying notes to unaudited consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			November 30, 2007
	Three Months ended		(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,664)	$(6,291)	$(421,524)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-	296,500
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable and accrued expenses	4,147	(3,737)	15,704
NET CASH USED IN OPERATING ACTIVITIES	(8,517)	(10,028)	(109,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shares repurchased	-	-	(3,000)
Proceeds from shareholders' loan	-	10,051	94,798
Repayment of shareholders' loan	-	-	(6,400)
Proceeds from issuance of preferred stock	2,000	-	23,000
Proceeds from issuance of common stock	-	-	1,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000	10,051	109,888

INCREASE (DECREASE) IN CASH	(6,517)	23	568

CASH - BEGINNING OF PERIOD	7,085	192	-

CASH - END OF PERIOD	$568	$215	$568

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

USA REAL ESTATE HOLDING COMPANY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements of USA Real Estate Holding Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $421,524 and negative working capital of $103,534 as of March 31, 2011.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Series C Preferred Stock

In January 2011, the Company sold 400 shares of Series C preferred stock for total proceeds of $2,000. Each Series C preferred stock is convertible into 500 common shares after six (6) months from issuance date.

The convertible Series C preferred stock was evaluated for a beneficial conversion feature and whether derivative accounting would apply.  Management determined that there is no beneficial conversion feature and derivative accounting does not apply to the related instruments.

Note 4 – Commitments and Contingencies

On July 7, 2010, the Board of Directors approved salaries to the President totaling $160,000 for 2010 which is contingent to the Company having a successful stock offering.  The Company has determined that a successful stock offering is not probable as of the filing of these financial statements and accordingly, has not recognized the related liability for such salaries.

On January 27, 2011, the Company agreed to buy real estate property in Wichita, Kansas for 55,000 shares of its Series B preferred stock.  The sale is contingent upon the ability of the seller to convert the preferred shares to common stock shares at the exchange rate of 20,000 shares for each share of preferred stock, and furthermore, the ability of the Sellers to sell the common stock in the public domain for not less than $110,000.00 gross, or $98,000 net, after payment of rent, tax legal cost and closing costs, during a period of time not to exceed eight (8) months from date of the execution of the purchase agreement.

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

Financial Liquidity.    We were incorporated on February 3, 2009. Our activities have centered around acquiring our subsidiary USA Real Estate Inc., raising money through a Reg D Rule 504 private stock offering, refining our business model, and doing market research on retail outlets, commercial property outlooks by region, and targeting specific properties based on our search criteria. We are also currently evaluating real estate properties across the country and have entered into a written contract involving one real estate property in Wichita, Kansas.

From inception through our quarter ended March 31, 2011, we have accumulated a deficit of $421,524, including approximately $68,000 spent on accounting and auditing expenses, and approximately $320,000 spent on consulting fees.

For the three months ended March 31, 2011, we spent $12,664 mostly related to the filing of our SEC reporting requirements and related accounting and audit expenses. For the three months ended March 31, 2010, we spent approximately $6,291 on costs related to the filing of our SEC Form S-1, and related consulting fees and accounting fees.

In order to meet our administrative needs over the next 12 months, including our audit, financial review and other costs associated with our continuing reporting obligations under Section 15(d) of the Securities Act, we will need approximately $25,000. We currently have $568 in cash, as of March 31, 2011, to meet these needs, which is not sufficient to meet any unanticipated costs above our estimate for basic administrative costs, and will need to rely upon loans from our management, none of whom are under any obligation to loan us money, or from this and/or future private and/or public offerings.

Management’s past experience with real estate.     Our management has some experience in real estate-related matters, though no member of our management has direct business experience as the operator of a real estate investment company.

Our President, Stephen Maddox has over ten years experience in owning his own real estate properties and over 25 years of leasing property for his own businesses. He also has experience in collecting delinquent accounts and rent payments.

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

We do not intend to invest in residential property.

Our calendar for the next 12 months is:

●	Spring, 2011– Apply for a priced quotation on the Over the Counter Bulletin Board secondary stock quotation service.

●
Winter, 2011 – If unsuccessful in raising at least $1,000,000 through the offering, pursue additional public or private stock offerings, and/or apply for a loan from a bank or other debt-issuing institution in order to make the purchase of our first commercial property.

●	Winter, 2011 – Hire third-party management and leasing company to collect the rents and handle maintenance and tenant issues for our first commercial property.

●	Winter, 2011 – Assess the value of our first commercial property relative to our purchase price, and do a cost/benefit analysis against the value of receiving monthly rents vs. selling the property.

●
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

Item 4T.  Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter (March 31, 2011) for fiscal year 2011, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2011, we determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of March 31, 2011, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the first quarter of our current fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In January 2011, the Company completed a private placement of 400 shares of Series C preferred stock for total proceeds of $2,000. Each Series C preferred stock is convertible into 500 shares of the Company’s common share after six (6) months from issuance date.

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

USA REAL ESTATE HOLDING COMPANY

By:	/s/ Stephen R. Maddox
Stephen R. Maddox
President, Principal Executive Officer and Chairman of the Board of Directors

Dated:       May 13, 2011

By:	/s/ Richard Maddox
Richard Maddox
Vice-President and a Director

Dated:       May 13, 2011

By:	/s/ James Miller
James Miller
Secretary, Treasurer, Principal Financial Officer and a Director

Dated:       May 13, 2011

The above three persons constitute all members of the Board of Directors.